Form 10-K
period 2025-12-31
Carvana Auto Receivables Trust 2024-P3
filed 2026-03-26
CIK 1999856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The Sponsor (in its role as administrator), the Servicer, the Collateral Custodian, the Indenture Trustee, the Collateral Custodian and the Indenture Trustee (collectively, the “Servicing Participants”) have each been identified by the registrant as a party participating in the servicing function with respect to the pool assets. Each of the Servicing Participants has provided a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, a “Report on Assessment”) by one or more registered public accounting firms, which Reports on Assessment are also attached as exhibits to this Form 10-K.
Management's Assessment of Compliance for the Sponsor has identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(3)(i)(C)—reports to investors, including those to be filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports are filed with the Commission as required by its rules and regulations. This material instance of noncompliance does not relate to the asset-backed securities covered in this Form 10-K and issued by the Issuer. The instance involves the matter set forth below:
On Tuesday, February 11, 2025, while preparing for upcoming monthly filings, the Sponsor discovered that the Forms 10-D and ABS-EE filings for the Carvana Auto Receivables Trust 2024-P4 transaction disclosing activity during the December collection period were not filed on EDGAR within fifteen calendar days of the January 2025 distribution date. Such reports were filed on EDGAR on Wednesday, February 12, 2025. The servicer’s certificate associated with such Form 10-D was delivered to investors in a timely manner and all distributions to investors were correct and timely. This matter did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.
To address this matter and previous instances of noncompliance, the Sponsor has instituted new policies and procedures, including additional layers of attorney oversight and compliance checks, to assure that everyone involved in the EDGAR filing process has clear and documented guidance on the applicable filing timelines. The Sponsor has also begun maintaining a comprehensive log of all outstanding transactions and filings made during each reporting period. This log will include hyperlinks to each submission on EDGAR, providing a centralized record for verification. In-house attorneys will use this log to confirm that each required filing has been made timely is properly reflected on EDGAR, and includes all necessary and correct exhibits. Further, the Sponsor has implemented measures including enhanced reviews of the servicer's certificates provided by the Servicer and clearer lines of communication associated with the distribution of the finalized monthly servicer's certificates. These new lines of communication require that there will only be one access point for the finalized servicer's certificates to ensure that each deal party is using the same finalized version of such servicer's certificate. Each of these procedural enhancements will be completed within five business days of the monthly distribution date for the Sponsor's transactions. These added layers of oversight will serve as a final quality control measure, ensuring that the registrant will make all required filings (Form 10-D, Form 10-K and Form 8-K) with the SEC under the applicable CIK number for each issuing entity of the registrant in a timely manner.

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
Date: March 26, 2026

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